Form 10-Q
period 2001-06-30
DYNEGY DANSKAMMER LLC
filed 2001-09-20
CIK 1143611

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                      COMMISSION FILE NUMBER: 333-64842-02

                            ------------------------

                           DYNEGY DANSKAMMER, L.L.C.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     76-065670
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

                                 994 RIVER ROAD
                               NEWBURGH, NY 12550
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (845) 561-2468
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    All of the outstanding equity interests in Dynegy Danskammer, L.L.C. are held by Hudson Power, L.L.C., an indirect wholly owned subsidiary of Dynegy Holdings Inc.

    The registrant is filing this report on Form 10-Q as a special report pursuant to Rule 15d-13 under the Securities Exchange Act of 1934. The registrant's previously filed registration statement on Form S-4 (Registration No. 333-64842) was declared effective by the Securities and Exchange Commission on August 7, 2001 and did not contain financial statements for the Registrant's quarter ended June 30, 2001. In accordance with Rule 15d-13, this special report is filed under cover of Form 10-Q.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           DYNEGY DANSKAMMER, L.L.C.
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I. FINANCIAL INFORMATION

  Item 1. CONDENSED FINANCIAL STATEMENTS:

  Condensed Balance Sheets:
    June 30, 2001 and December 31, 2000.....................      3
  Condensed Statements of Operations:
    For the three months ended June 30, 2001 and June 30,
    2000....................................................      4
  Condensed Statements of Operations:
    For the six months ended June 30, 2001 and June 30,
    2000....................................................      5
  Condensed Statements of Cash Flows:
    For the six months ended June 30, 2001 and June 30,
    2000....................................................      6
  Notes to Condensed Financial Statements...................      7

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............     13

  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET
        RISK................................................     17

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.................................     18

  Item 6. Exhibits and Reports on Form 8-K..................     18

                           DYNEGY DANSKAMMER, L.L.C.

                            CONDENSED BALANCE SHEETS

                           (UNAUDITED) (IN THOUSANDS)

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                       ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $      3      $   --
Accounts receivable, net....................................        88          --
Inventory...................................................    11,991          --
Other current assets........................................     2,381          --
                                                              --------      ------
  TOTAL CURRENT ASSETS......................................    14,463          --
                                                              --------      ------
PROPERTY, PLANT AND EQUIPMENT...............................   373,718          --
Accumulated depreciation and amortization...................    (4,309)         --
                                                              --------      ------
  PROPERTY, PLANT AND EQUIPMENT, NET........................   369,409          --
                                                              --------      ------
Other long-term assets......................................     4,724          --
                                                              --------      ------
  TOTAL ASSETS..............................................  $388,596      $   --
                                                              ========      ======
                           LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Accounts payable............................................  $    483      $   --
Accounts payable--affiliates (Note 5).......................    79,664          --
Accrued liabilities and other...............................     8,157          --
Current portion of long-term debt...........................       201          --
                                                              --------      ------
  TOTAL CURRENT LIABILITIES.................................    88,505          --
Long-term debt--third party.................................   299,799          --
Long-term debt--affiliate (Note 3)..........................     8,477          --
                                                              --------      ------
  TOTAL LONG-TERM DEBT......................................   308,276          --
Other long-term liabilities.................................     8,000          --
                                                              --------      ------
  TOTAL LIABILITIES.........................................   404,781          --
                                                              --------      ------
COMMITMENTS AND CONTINGENCIES (NOTE 6)

MEMBER'S EQUITY
Membership interest.........................................         1           1
Due from member.............................................        (1)         (1)
Accumulated other comprehensive income......................     2,400          --
Retained deficit............................................   (18,585)         --
                                                              --------      ------
  TOTAL MEMBER'S EQUITY.....................................   (16,185)         --
                                                              --------      ------
  TOTAL LIABILITIES AND MEMBER'S EQUITY.....................  $388,596      $   --
                                                              ========      ======

                  See notes to condensed financial statements.

                           DYNEGY DANSKAMMER, L.L.C.

                       CONDENSED STATEMENTS OF OPERATIONS

                           (UNAUDITED) (IN THOUSANDS)

                                                                 THREE MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues--affiliate (Note 5)................................  $ 14,765    $  --

Cost of sales--third party..................................    15,847       --
Cost of sales--affiliate (Note 5)...........................     2,648       --
                                                              --------    -----
  Total cost of sales.......................................    18,495       --
                                                              --------    -----
Operating margin............................................    (3,730)      --
Depreciation and amortization...............................     2,585       --
General and administrative expenses--affiliate (Note 5).....       326       --
                                                              --------    -----
Operating loss..............................................    (6,641)      --
Interest expense--third party...............................    (2,739)      --
Interest expense--affiliate (Note 3)........................    (2,544)      --
                                                              --------    -----
  Total interest expense....................................    (5,283)      --
                                                              --------    -----
NET LOSS....................................................  $(11,924)   $  --
                                                              ========    =====

                  See notes to condensed financial statements.

                           DYNEGY DANSKAMMER, L.L.C.

                       CONDENSED STATEMENTS OF OPERATIONS

                           (UNAUDITED) (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues--affiliate (Note 5)................................  $ 25,306    $  --

Cost of sales--third party..................................    25,648       --
Cost of sales--affiliate (Note 5)...........................     4,280       --
                                                              --------    -----
  Total cost of sales.......................................    29,928       --
                                                              --------    -----
Operating margin............................................    (4,622)      --

Depreciation and amortization...............................     4,309       --
General and administrative expenses--affiliate (Note 5).....       620       --
                                                              --------    -----
Operating loss..............................................    (9,551)      --

Interest expense--third party...............................    (2,760)      --
Interest expense--affiliate (Note 3)........................    (6,274)      --
                                                              --------    -----
  Total interest expense....................................    (9,034)      --
                                                              --------    -----
NET LOSS....................................................  $(18,585)   $  --
                                                              ========    =====

                  See notes to condensed financial statements.

                           DYNEGY DANSKAMMER, L.L.C.

                       CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED) (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2001        2000
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss....................................................  $ (18,585)   $  --
Items not affecting cash flows from operating activities:
  Depreciation and amortization.............................      4,309       --
  Amortization of prepaid property taxes....................      2,684       --
  Other.....................................................      3,073       --

Change in assets and liabilities resulting from operating
  activities:
  Accounts receivable.......................................        (88)      --
  Accounts payable..........................................        453       --
  Accrued liabilities.......................................      8,157       --
                                                              ---------    -----
Net cash provided by operating activities...................          3       --
                                                              ---------    -----

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of generation assets............................   (308,477)      --
                                                              ---------    -----
Net cash used in investing activities.......................   (308,477)      --
                                                              ---------    -----

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings--third party.............    300,000       --
Proceeds from long-term borrowings--affiliate...............    324,161       --
Repayments of long-term borrowings--affiliate...............   (315,684)      --
                                                              ---------    -----
Net cash provided by financing activities...................    308,477       --
                                                              ---------    -----
Net increase in cash and cash equivalents...................          3       --
Cash and cash equivalents, beginning of period..............         --       --
                                                              ---------    -----
Cash and cash equivalents, end of period....................  $       3    $  --
                                                              =========    =====

                  See notes to condensed financial statements.

                           DYNEGY DANSKAMMER, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

NOTE 1--ORGANIZATION AND OPERATIONS OF THE COMPANY

    Dynegy Danskammer, L.L.C. ("Dynegy Danskammer" or the "Company"), a wholly owned subsidiary of Hudson Power, L.L.C., an indirect wholly owned subsidiary of Dynegy Holdings Inc. ("DHI"), is a Delaware limited liability company that was formed for the purpose of owning or leasing, making improvements to and operating fossil-fuel electric generating facilities located in the state of New York. The Company was originally formed on September 14, 2000, but did not commence business operations until January 30, 2001, the date the Company completed its acquisition of the Danskammer power generation facility (the "Generation Assets"). The accompanying financial statements reflect the operations of the Company from its inception, which includes the operations of the Generation Assets commencing from the date of acquisition.

    On January 30, 2001, the Company completed its acquisition of the Generation Assets (the "Acquisition") from Central Hudson Gas and Electric Corporation ("Central Hudson"). The acquisition was originally financed through an intercompany demand note from DHI (see Note 3), a significant portion of which was paid down with the proceeds of the sale-leaseback transaction consummated in May 2001 (see Note 7).

    Separate financial statements for the Company's operations of the Generation Assets are available only for the period subsequent to the Acquisition. There are no separate financial statements available for the operation of the Generation Assets prior to the Company taking ownership as the pre-Acquisition operations were fully integrated with, and their results of operations were consolidated into, the former owner's results. In addition, prior to the Acquisition, the electric output of the Generation Assets was sold based on rates set by regulatory authorities. As a result of these factors and because electricity rates are now set under separate power purchase agreements or by market forces, historical financial data with respect to the Generation Assets are not available, not meaningful and not indicative of future results. The Company's future results of operations will depend primarily on revenues from the unregulated sale of energy, capacity and other ancillary services, and the level of its operating expenses.

NOTE 2--ACCOUNTING POLICIES

    The accounting policies of the Company conform to generally accepted accounting principles in the United States. The more significant of such accounting policies are described below. The financial statements include all material adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim period results are not necessarily indicative of the results for the full year. The preparation of the condensed financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ materially from those estimates. Certain reclassifications have been made to prior period amounts in order to conform to the current period presentation.

    CASH. Cash and cash equivalents consist of all demand deposits and funds invested in short-term investments with original maturities of three months or less.

                           DYNEGY DANSKAMMER, L.L.C.

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
    INVENTORY. Inventory consists primarily of fossil fuel of $5.8 million and materials and supplies of $6.2 million at June 30, 2001. Inventory is carried at the lower of market or the weighted-average purchase cost.

    PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are recorded at cost. Expenditures for major replacements and renewals are capitalized. The Company considers major maintenance to be expenditures incurred on a cyclical basis in order to maintain the efficient operation of its assets. Expenditures for major maintenance are capitalized and amortized over their cyclical period. Expenditures for repairs and minor renewals to maintain assets in operating condition are expensed. Depreciation is provided using the straight-line method over the estimated economic service lives of the assets, ranging from five to 35 years. The Company reviews the carrying value of its long-lived assets in accordance with provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

    As part of the Acquisition, the Company acquired air emissions regulatory allowances that have already been issued to the Company and allowances that the Company expects to be allocated during the remaining useful life of the plant. Although the emission allowances received are freely transferable, the Company intends to use a significant portion of the emission allowances in the normal course of business to generate electricity. Accordingly, the Company has classified emission allowances expected to be utilized to generate electricity as part of property, plant and equipment and amortizes the amount over the estimated useful life of the plant on a straight-line basis.

    ENVIRONMENTAL COSTS AND OTHER CONTINGENCIES. Environmental costs relating to current operations are expensed or capitalized, as appropriate, depending on whether such costs provide future economic benefit. Liabilities are recorded when environmental assessment indicates that remedial efforts are probable and the costs can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and site-specific costs. Such liabilities may be recognized on a discounted basis if the amount and timing of anticipated expenditures for a site are fixed or reliably determinable; otherwise, such liabilities are recognized on an undiscounted basis. Environmental liabilities in connection with assets that are sold or closed are realized upon such sale or closure, to the extent they are probable, can be estimated and have not previously been reserved. In assessing environmental liabilities, no offset is made for potential insurance recoveries. Recognition of any joint and several liability is based upon the Company's best estimate of its final pro rata share of such liability.

    Liabilities for other contingencies are recognized upon identification of an exposure, which when analyzed indicates that it is both probable that an asset has been impaired or that a liability has been incurred and that such loss amount can be reasonably estimated. Costs to remedy such contingencies or other exposures are charged to a reserve, if one exists, or otherwise to current operations. When a range of probable loss exists, the Company accrues the lesser end of the range.

    NEW ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board issued, and subsequently amended, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), which became effective January 1, 2001. Provisions in Statement No. 133, as amended, affect the accounting and disclosure of certain contractual arrangements and operations of the Company. Under Statement
No. 133, as

                           DYNEGY DANSKAMMER, L.L.C.

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
amended, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows or net investments. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded in equity unless the related hedged items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately. The adoption of this pronouncement on January 1, 2001 did not have any impact on the Company's financial statements.

    The nature of the Company's business necessarily involves certain market and financial risks. The Company may enter into financial instrument contracts in an attempt to mitigate or eliminate these various risks. After adoption of the pronouncement, the Company executed two interest rate swaps during the six months ended June 30, 2001 that were designated as cash flow hedges of the benchmark interest rate component of certain operating lease rentals. Changes in accumulated other comprehensive income related to these derivatives for the six-month period ended June 30, 2001 were as follows (in thousands):

Transition adjustment as of January 1, 2001                    $   --
Current period increases in fair value......................    2,437
Reclassifications to earnings...............................      (37)
                                                               ------
Balance at June 30, 2001                                       $2,400
                                                               ======

    The accumulated balance in Other Comprehensive Income at June 30, 2001 is expected to be reclassified to future earnings, contemporaneously with the related recognition of interest expense. Of this amount, approximately
$251 thousand will be reclassified into earnings over the 12-month period ending June 30, 2002.

    During the three and six months ended June 30, 2001, there was no material ineffectiveness from changes in fair value of hedge positions, and no amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows. Additionally, no amounts were reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring.

    REVENUE RECOGNITION. Revenues include energy and ancillary services sales. Revenue is recognized as electricity is generated and sold under energy sales agreements or as services are provided.

    INCOME TAXES. Dynegy Danskammer is a limited liability company that is not taxable for federal income tax purposes.

    CONCENTRATION OF CREDIT RISK. The Company sells all of the power its facility generates at fixed prices to an affiliate. The receivables associated with these sales are not collateralized and are expected to be collected.

NOTE 3--NOTE PAYABLE TO AFFILIATE

    In connection with the Acquisition, the Company entered into an approximately $324.2 million demand note payable to DHI, bearing interest at 7% per annum. Both principal and interest are due

                           DYNEGY DANSKAMMER, L.L.C.

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

NOTE 3--NOTE PAYABLE TO AFFILIATE (CONTINUED) and payable upon demand by DHI and, in any event, no later that January 29, 2006. The Company may, at its option (though it is not obligated to do so), prepay principal or interest prior to January 29, 2006, without penalty. Interest on all past due amounts, both principal and accrued interest, shall accrue at a rate of 9% per annum. Failure to pay interest does not constitute a default, unless such interest is due on January 29, 2006. DHI has represented that it will not call for payment on this note before July 1, 2002. In addition, the note was substantially refinanced on a long-term basis in connection with the sale-leaseback transaction consummated in May 2001 (see Note 7). As of June 30, 2001, the Company has repaid $315.7 million under the demand note.

    In March 2001, as protection against the impact fluctuating interest rates were expected to have on the anticipated financing transaction (see Note 7), DHI, on behalf of the Company, executed swaps to hedge its exposure. Under these swaps, the Company pays interest at a fixed rate of 5.97% and receives interest at a floating rate based on three-month LIBOR. The swap agreements, with a combined notional amount allocable to the Company of approximately
$127.3 million, mature in 2016.

    On behalf of the Company, DHI entered into additional swap agreements as a cash flow hedge in April 2001, paying 5.99% and receiving three-month LIBOR on a notional amount allocable to the Company of approximately $81.5 million. The Company received approximately $2.4 million when all interest rate swaps were liquidated in May 2001. The payment received was recorded by the Company in Other Comprehensive Income and will be reclassified into earnings over the term of the hedged transaction (see Note 2).

NOTE 4--PROPERTY, PLANT AND EQUIPMENT

    At June 30, 2001, property, plant and equipment consisted of the following (in thousands):

Fossil-fired Generating Facility............................  $362,774
Land........................................................     9,450
Other.......................................................     1,494
                                                              --------
                                                               373,718
Less: Accumulated Depreciation..............................    (4,309)
                                                              --------
Property, Plant and Equipment, net..........................  $369,409
                                                              ========

NOTE 5--RELATED PARTY TRANSACTIONS

    Transactions with affiliates result from various purchase and sale agreements with other subsidiaries of DHI. In addition to the demand note payable described in Note 3, the Company entered into the following transactions with affiliates during the six-month period ended June 30, 2001:

    - Coal Agency Agreement between the Company and Dynegy Coal Trading and Transportation, L.L.C. ("DCTT") pursuant to which DCTT negotiates all purchases and deliveries of coal used by the Company in the generation of electricity. A management fee of $0.25 per ton delivered is assessed as compensation for this service. Total management fees paid to DCTT for this service during the six-month period ended June 30, 2001 were approximately $120,000. There were no coal deliveries in 2000.

                           DYNEGY DANSKAMMER, L.L.C.

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

NOTE 5--RELATED PARTY TRANSACTIONS (CONTINUED)
    - Gas Purchase and Sales Agreement between the Company and Dynegy Marketing and Trade ("DMT") pursuant to which the Company purchases at prevailing market rates and receives from DMT all of the gas used by the Company to generate electricity. Total gas purchases with affiliates for the six-month period ended June 30, 2001 were approximately $407,000. There were no such purchases in 2000.

    - Power Purchase and Sale Agreement between the Company and Dynegy Power Marketing, Inc. ("DYPM") pursuant to which DYPM purchases electric energy and related products from the Company. Electrical energy is purchased from the Company at contractually stipulated fixed prices until termination of the contract by either party, while related products are purchased at market rates. Sales to DYPM during the six-month period ended June 30, 2001 were approximately $25.3 million. There were no such sales in 2000.

      As part of the Acquisition, the Company was required to enter into a Transition Power Agreement with Central Hudson. The terms of the agreement require that the Company supply power and ancillary services to Central Hudson at prices significantly below market levels. Since the contract was below market and the impairment was both estimable and reasonably probable, the Company recorded an accrued liability for the agreement. Subsequently, the agreement was assigned to DYPM, and an affiliated payable of approximately $70 million was established by the Company to compensate DYPM for assuming the rights and duties under the agreement. This obligation can be called by DYPM at any time and is therefore classified as current in the accompanying financial statements. However, the Company has obtained representation from DHI that, through June 30, 2002, payments to affiliates will not be required beyond the Company's currently available funds.

    - Certain administrative services such as payroll, employee benefits programs, insurance, accounting and information technology are shared among the affiliates of DHI, and the costs of these corporate support services are allocated to all affiliates. The total costs allocated to the Company for the six-month period ended June 30, 2001 were approximately $620,000, which is reflected in the "General and Administrative" caption on the income statement. There were no such costs allocated in 2000.

    - As the Company does not have employees, Dynegy Northeast Generation, Inc. ("DNE") administers the operation of the Company's facilities. Costs incurred by DNE are charged to the Company at cost. These costs include on-site technical, supervisory, engineering and clerical support necessary for the day-to-day operations of a power generation facility. The costs incurred by the Company during the six-month period ended June 30, 2001 were approximately $3.8 million. There were no such costs incurred in 2000.

NOTE 6--COMMITMENTS AND CONTINGENCIES

    The Company is subject to various legal proceedings and claims that arise in the normal course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company. However, no assurance can be given that the actual amount of any such liability will not differ materially from the amount estimated.

                           DYNEGY DANSKAMMER, L.L.C.

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

NOTE 6--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    LOCAL AREA SUPPORT AGREEMENT. The Local Area Support Agreement ("LASA") requires the Company to maintain the availability of Central Hudson's local transmission system under certain circumstances. This agreement will be in place until May 2003 or until the Company meets certain terms that will terminate the agreement. If Central Hudson cannot supply power to its customers because of the Company's failure to perform under the LASA, the Company must pay certain penalties to Central Hudson. The LASA terminates upon the installation of, or provision for, substitute generation or transmission facilities by the Company. The Company has elected to fund the purchase and installation of additional transmission facilities for Central Hudson. Although the risk of such penalties is remote, insurance is being carried by the Company to cover the period prior to the in-service date for the substitute transmission system.

    ENVIRONMENTAL. Dynegy's operations are subject to extensive federal, state and local statutes, rules and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these statutes, rules and regulations requires capital and operating expenditures including those related to monitoring, pollution control equipment, emission fees and permitting at various operating facilities and remediation obligations. Failure to comply with these statutes, rules and regulations may result in the assessment of civil and even criminal penalties. The Company's environmental expenditures are anticipated to increase in the future with the trend toward stricter standards, greater regulation, more extensive permitting requirements and an increase in the number and types of assets subject to environmental regulation operated by the Company. No assurance can be given that future compliance with these environmental statutes, rules and regulations will not have a material adverse effect on the Company's operations or its financial condition.

    PURCHASE OBLIGATIONS. The Company has entered into two separate long-term contracts to purchase coal through 2002. The contracts require approximately 507,000 and 627,000 metric tons of coal to be purchased in 2001 and 2002, respectively. Annual volume purchase requirements may be reduced by up to 10% without penalty. In addition, the coal is purchased at a fixed rate that can be adjusted based on certain market conditions.

NOTE 7--SALE-LEASEBACK TRANSACTION

    On May 8, 2001, Dynegy Danskammer completed a sale-leaseback transaction to provide the term financing for the acquisition of the Danskammer Units 3 and 4 and related facilities. Under the terms of the sale-leaseback transaction, the Company sold certain plant and equipment and agreed to lease it back for 30 years with renewal options. Proceeds of $300.0 million were used to repay a significant portion of the demand note payable to DHI. The Company will make semi-annual debt and interest payments each May 8 and November 8 through 2025.

    The terms of the sale-leaseback transaction required DHI to provide a guarantee of the Company's obligations. The guarantee by DHI of the Company's obligations is a form of continuing involvement that precludes the application of sale-leaseback accounting in the Company's financial statements, but not in DHI's consolidated financial statements. As such, the Company will account for the obligations as a financing transaction. This will require the Company to continue to record its property, plant and equipment within its financial statements, and establish a note payable for the $300.0 million in proceeds obtained to finance the transaction. Income will therefore be impacted in future periods through continued depreciation of the generation assets and additional interest expense associated with the note.

                           DYNEGY DANSKAMMER, L.L.C.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

    The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements of Dynegy Danskammer, L.L.C. ("Dynegy Danskammer" or the "Company") included elsewhere herein.

                                    GENERAL

    COMPANY PROFILE. Dynegy Danskammer was formed as an indirect wholly owned subsidiary of Dynegy Holdings Inc. ("DHI") on September 14, 2000 for the purpose of owning or leasing, making improvements to and operating the Danskammer facility. Dynegy Danskammer acquired the Danskammer facility from Central Hudson on January 30, 2001. The Danskammer facility was purchased for approximately $324.0 million, including adjustments for inventories and pro-rations related to specific items such as taxes, rents and fees.

    Prior to the acquisition of the Danskammer facility, Dynegy Danskammer had no operations. As a result of the acquisition, Dynegy Danskammer currently owns or leases approximately 500 megawatts ("MW") of generation capacity.

    BUSINESS SEGMENTS. Dynegy Danskammer's operations are reported in one segment.

                        LIQUIDITY AND CAPITAL RESOURCES

    Dynegy Danskammer relies on operating cash flow and borrowings from DHI and third parties for its liquidity and capital resource requirements.

    In January 2001, Dynegy Danskammer completed the acquisition of the Danskammer facility for approximately $324.0 million. In order to finance the acquisition, Dynegy Danskammer entered into a subordinated loan agreement with DHI. As of June 30, 2001, the loan from DHI was substantially repaid with proceeds from the third-party financing described below.

    On May 8, 2001, Dynegy Danskammer completed a sale-leaseback transaction to provide the term financing for the acquisition of Danskammer Units 3 and 4 and related facilities. Under the terms of the sale-leaseback transaction, Dynegy Danskammer sold certain plant and equipment and agreed to lease it back for 30 years with renewal options. Proceeds of $300.0 million were used to repay a significant portion of the demand note payable to DHI. Dynegy Danskammer will make semi-annual debt and interest payments each May 8 and November 8 through 2025.

                                 OTHER MATTERS

    COMMITMENTS AND CONTINGENCIES. See Part I, Item 1, Condensed Financial Statements, Note 6, which is incorporated herein by reference, for a discussion of the Company's Commitments and Contingencies.

    NEW YORK ELECTRIC GENERATION MARKET. Due to concern over potential short supply and high prices this summer, the New York Independent System
Operator, Inc. ("NYISO"), the FERC-approved operator of electric transmission facilities and centralized electric markets in New York, filed an "Automated Mitigation Procedure" ("AMP") proposal with the FERC. The AMP caps bid prices based on the cost characteristics of generating facilities in New York, such as those owned or operated by the Company. In an order issued on June 28, 2001, the FERC accepted the AMP proposal for this summer; the duration of the AMP may be extended in the future. If such extension were to occur, there can be no assurance that the AMP would not have a material adverse effect on the results of operations and financial condition of Dynegy Danskammer.

    CONCLUSION. The Company believes it will meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented as necessary by borrowings.

                             RESULTS OF OPERATIONS

    Provided below is a narrative presentation of certain operating and financial data for the Company's business for the three- and six-month periods ended June 30, 2001, respectively. For purposes of the following discussion, the six-month period includes the period from the date of the facility acquisition (January 30, 2001) to June 30, 2001. Prior to January 30, 2001, Dynegy Danskammer had no operations. Separate financial statements related to the Danskammer facility's operations are available only for the period since Dynegy Danskammer's acquisition of the facility. There are no separate financial statements available with regard to the operations of the Danskammer facility prior to Dynegy Danskammer taking ownership because the facility's operations were fully integrated with, and the results of operations were consolidated into, its former owner's results. In addition, the electric output of the facility was sold based on rates set by regulatory authorities. As a results of these factors and because electricity rates are now set under separate power purchase agreements or by market forces, historical financial data with respect to the Danskammer facility is not meaningful or indicative of future results. Dynegy Danskammer's future results of operations will depend primarily on revenues from the unregulated sale of energy, capacity and other ancillary services and the level of the facility's operating expenses.

THREE-MONTH PERIOD ENDED JUNE 30, 2001

    Revenues for the three months ended June 30, 2001 were approximately $14.8 million. The revenues were derived from sales to an affiliate.

    Operating costs for the three months ended June 30, 2001 were approximately $18.5 million. Operating costs consist mainly of expenses for fuel, plant operations and maintenance and property taxes. Fuel expenses are principally the costs of coal, natural gas and fuel oil used in operating the generating facility.

    Depreciation and amortization expense for the three months ended June 30, 2001 of approximately $2.6 million primarily relates to the Danskammer facility, which is being depreciated over periods ranging from five to 35 years.

    General and administrative costs for the three-month period ended June 30, 2001 were approximately $326 thousand, which relate to support services provided by affiliates for operations and maintenance management, construction management and technical services, environmental health and safety, computer services and other related support activities.

    Interest expense for the three-month period ended June 30, 2001 was approximately $5.3 million. Interest expense primarily relates to borrowings from a third party beginning in early May 2001 and from DHI under the subordinated loan agreements prior to such time.

SIX-MONTH PERIOD ENDED JUNE 30, 2001

    Revenues for the six months ended June 30, 2001 were approximately $25.3 million. The revenues were derived from sales to an affiliate.

    Operating costs for the six months ended June 30, 2001 were approximately $29.9 million. Operating costs consist mainly of expenses for fuel, plant operations and maintenance and property taxes.

    Depreciation and amortization expense for the six months ended June 30, 2001 of approximately $4.3 million primarily relates to the Danskammer facility.

    General and administrative costs for the six-month period ended June 30, 2001 were approximately $620 thousand, which relate to the same items described in the three-month period.

    Interest expense for the six-month period ended June 30, 2001 was approximately $9.0 million. Interest expense primarily relates to borrowings from DHI under the subordinated loan agreements and to the term financing obtained in May 2001.

CASH FLOW DISCLOSURES

    OPERATING CASH FLOW. Cash flow from operating activities totaled a source of cash of approximately $3 thousand for the six-month period ended June 30, 2001. Operating cash flow reflects the net loss, offset by non-cash adjustments and changes in working capital. Other non-cash adjustments relate to expenses charged by affiliates, partially offset by revenues charged to an affiliate. Fluctuations in accounts receivable, accounts payable and accrued liabilities reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

    CAPITAL EXPENDITURES AND INVESTING ACTIVITIES. Cash used from investing activities includes the acquisition of the Danskammer facility. The Company had additional capital expenditures of approximately $1.9 million in the six-month period ended June 30, 2001, but such transactions were funded by an affiliate, and thus are not reflected on the statement of cash flows.

    FINANCING ACTIVITIES. In January 2001, Dynegy Danskammer completed the acquisition of the Danskammer facility for approximately $324.0 million. In order to finance the acquisition, Dynegy Danskammer entered into a subordinated loan agreement with DHI. As of June 30, 2001, the loan from DHI was substantially repaid with proceeds from the third-party financing described below.

    On May 8, 2001, Dynegy Danskammer completed a sale-leaseback transaction to provide the term financing for the acquisition of Danskammer Units 3 and 4 and related facilities. Under the terms of the sale-leaseback transaction, Dynegy Danskammer sold certain plant and equipment and agreed to lease it back for 30 years with renewal options. Proceeds of $300.0 million were used to repay a significant portion of the demand note payable to DHI. Dynegy Danskammer will make semi-annual debt and interest payments each May 8 and November 8 through 2025.

           UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

    Dynegy Danskammer's reports, filings and other public announcements often include statements reflecting assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "may," "will," "should," "expect" and other words of similar meaning.

    Any or all of Dynegy Danskammer's forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including the following:

    - The timing and extent of changes in commodity prices for energy, particularly electricity, coal and fuel oil;

    - Demand for electric capacity, energy and ancillary services in the markets served by Dynegy Danskammer's generation facility;

    - Competition from other power plants, including new plants that may be developed in the future;

    - The condition of the capital markets generally, which will be affected by interest rates and general economic conditions;

    - Operational factors affecting the commercial operations of Dynegy Danskammer's power generation facility, including catastrophic weather related damage, unscheduled outages or repairs, unanticipated changes in costs or availability of fuel or emission credits, the unavailability of gas transportation, the unavailability of electric transmission service or workforce issues;

    - Cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities, that may not be covered by indemnity or insurance; and

    - Other U.S. or New York regulatory or legislative developments that affect Dynegy Danskammer's electricity markets or the demand for energy generally, increase the environmental compliance cost for Dynegy Danskammer's power generation facility or impose liabilities on the owners of such facility.

    Many of these factors will be important in determining Dynegy Danskammer's actual future results. Consequently, no forward-looking statement can be guaranteed. Dynegy Danskammer's actual future results may vary materially from those expressed or implied in any forward-looking statements.

    All of Dynegy Danskammer's forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, Dynegy Danskammer disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

                           DYNEGY DANSKAMMER, L.L.C.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

    The Company is exposed to certain market risks indigenous to its industry or inherent in transactions entered into during the normal course of business. In executing risk-management strategies intended to mitigate these market risks, the Company may utilize various types of financial instruments. Some of the risks that management may want to mitigate include changes in interest rates and commodity prices related to coal and fuel oil to operate the generating facility. To manage or reduce these market risks, the Company may enter into interest rate swaps, commodity futures and price swap contracts.

                           DYNEGY DANSKAMMER, L.L.C.
                           PART II. OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

    See Part I, Item 1, Condensed Consolidated Financial Statements, Note 6, which is incorporated herein by reference.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are included as exhibits to this Form 10-Q.

         4.1            Registration Rights Agreement, dated as of May 8, 2001,
                        among Dynegy Holdings Inc., Dynegy Danskammer, L.L.C.,
                        Dynegy Roseton, L.L.C. and certain other parties named
                        therein (incorporated by reference to Exhibit 4.1 to the
                        Company's Registration Statement on Form S-4, Reg.
                        No. 333-64842).
         4.2a           Pass Through Trust Agreement ST, dated as of May 1, 2001,
                        among Dynegy Danskammer, L.L.C., Dynegy Roseton, L.L.C. and
                        The Chase Manhattan Bank (incorporated by reference to
                        Exhibit 4.2a to the Company's Registration Statement on
                        Form S-4, Reg. No. 333-64842).
         4.2b           Schedule identifying substantially identical agreement to
                        Pass Through Trust Agreement ST (incorporated by reference to Exhibit 4.2b to the Company's Registration Statement on
                        Form S-4, Reg. No. 333-64842).
         4.3            Form of 144A Pass Through Trust Certificate ST (incorporated by reference to Exhibit 4.3 to the Company's Registration
                        Statement on Form S-4, Reg. No. 333-64842).
         4.4            Form of 144A Pass Through Trust Certificate LT (incorporated by reference to Exhibit 4.4 to the Company's Registration
                        Statement on Form S-4, Reg. No. 333-64842).
         4.5            Participation Agreement, dated as of May 1, 2001, among
                        Dynegy Danskammer, L.L.C., Danskammer OL LLC, Wilmington
                        Trust Company, Danskammer OP LLC and The Chase Manhattan
                        Bank (incorporated by reference to Exhibit 4.7b to the
                        Company's Registration Statement on Form S-4, Reg.
                        No. 333-64842).
         4.6            Facility Lease, dated as of May 8, 2001, between Danskammer
                        OL LLC and Dynegy Danskammer, L.L.C. (incorporated by
                        reference to Exhibit 4.8b to the Company's Registration
                        Statement on Form S-4, Reg. No. 333-64842).
         4.7            Indenture of Trust, Mortgage, Assignment of Leases and Rents
                        and Security Agreement, dated as of May 8, 2001, between
                        Danskammer OL LLC and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.9b to the Company's Registration
                        Statement on Form S-4, Reg. No. 333-64842).
         4.8            Lessor Note ST, dated May 8, 2001, issued by Danskammer OL
                        LLC in favor of The Chase Manhattan Bank (incorporated by
                        reference to Exhibit 4.10b to the Company's Registration
                        Statement on Form S-4, Reg. No. 333-64842).
         4.9            Lessor Note LT, dated May 8, 2001, issued by Danskammer OL
                        LLC in favor of The Chase Manhattan Bank (incorporated by
                        reference to Exhibit 4.11b to the Company's Registration
                        Statement on Form S-4, Reg. No. 333-64842).
        10.1            Site Lease, dated as of May 8, 2001, between Dynegy
                        Danskammer, L.L.C. and Danskammer OL LLC (incorporated by
                        reference to Exhibit 10.1b to the Company's Registration
                        Statement on Form S-4, Reg. No. 333-64842).
        10.2            Site Sublease, dated as of May 8, 2001, between Dynegy
                        Danskammer, L.L.C. and Danskammer OL LLC (incorporated by
                        reference to Exhibit 10.2b to the Company's Registration
                        Statement on Form S-4, Reg. No. 333-64842).
        10.3            Assignment and Reassignment of Facility Agreements, dated as of May 8, 2001, between Dynegy Danskammer, L.L.C. and
                        Danskammer OL LLC (incorporated by reference to
                        Exhibit 10.3b to the Company's Registration Statement on
                        Form S-4, Reg. No. 333-64842).

        10.4            Shared Facilities Agreement, dated as of May 8, 2001,
                        between Dynegy Danskammer, L.L.C. and Danskammer OL LLC
                        (incorporated by reference to Exhibit 10.4b to the Company's
                        Registration Statement on Form S-4, Reg. No. 333-64842).
        10.5            Cross Easement Agreement, dated as of May 8, 2001, between
                        Dynegy Danskammer, L.L.C. and Dynegy Roseton, L.L.C.
                        (incorporated by reference to Exhibit 10.7 to the Company's
                        Registration Statement on Form S-4, Reg. No. 333-64842).
        10.6            Exempt Facilities Agreement, dated as of May 8, 2001,
                        between Danskammer OL LLC and Dynegy Danskammer, L.L.C.
                        (incorporated by reference to Exhibit 10.8b to the Company's
                        Registration Statement on Form S-4, Reg. No. 333-64842).

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DYNEGY DANSKAMMER, L.L.C.

Date: September 20, 2001                               By:             /s/ MICHAEL R. MOTT
                                                            -----------------------------------------
                                                                         Michael R. Mott,
                                                            SENIOR VICE PRESIDENT AND CONTROLLER (DULY
                                                                 AUTHORIZED OFFICER AND PRINCIPAL
                                                                       ACCOUNTING OFFICER)