Form 10-K405
period 2001-12-31
DYNEGY DANSKAMMER LLC
filed 2002-03-26
CIK 1143611

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2001

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


   For the transition period from __________ to _____________


                      COMMISSION FILE NUMBER: 333-64842-02
                            DYNEGY DANSKAMMER, L.L.C.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                     76-065670
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)

             994 RIVER ROAD
              NEWBURGH, NY                                   12550
 (Address of principal executive offices)                 (Zip Code)

                                 (845) 561-2468
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class:               Name of each exchange on which registered:
   NONE                               NONE


           Securities registered pursuant to Section 12(g) of the Act:
                              Title of each class:
                                      NONE.
                         ------------------------------

      All of the outstanding equity interests in Dynegy Danskammer, L.L.C. are held by Hudson Power, L.L.C., an indirect wholly owned subsidiary of Dynegy Holdings Inc.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE. NONE.

REDUCED DISCLOSURE FORMAT. DYNEGY DANSKAMMER, L.L.C. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.


================================================================================

                                DYNEGY DANSKAMMER

                                    FORM 10-K


                                TABLE OF CONTENTS

                                                                                                              PAGE

                                                           PART I
    Item 1.    Business...................................................................................       1

    Item 2.    Properties.................................................................................       4
    Item 3.    Legal Proceedings..........................................................................       4
    Item 4.    Submission of Matters to a Vote of Security Holders........................................       5


                                                           PART II

    Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters..................       5
    Item 6.    Selected Financial Data....................................................................       5
    Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
               Operations.................................................................................       5
    Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.................................       9
    Item 8.    Financial Statements and Supplementary Data................................................       9
    Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure.................................................................................      10

                                                           PART III

    Item 10.   Directors and Executive Officers of the Registrant.........................................      10
    Item 11.   Executive Compensation.....................................................................      10
    Item 12.   Security Ownership of Certain Beneficial Owners and Management.............................      10
    Item 13.   Certain Relationships and Related Transactions.............................................      10

                                                            PART IV

    Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................      10

    Signatures............................................................................................      12


                                     PART I

ITEM 1.  BUSINESS

      Dynegy Danskammer, L.L.C. ("Dynegy Danskammer" or the "Company") is a Delaware limited liability company formed on September 14, 2000 for the purpose of owning or leasing, making improvements to and operating the Danskammer power generation facility. Dynegy Danskammer acquired the Danskammer facility from Central Hudson Gas and Electric Corporation ("Central Hudson") on January 30, 2001. The Danskammer facility consists of the following:

      o Danskammer units 1 and 2, which are two gas-fired and oil-fired generating units with a combined generation capacity of 130 megawatts ("MW"); and

      o Danskammer units 3 and 4, which are two coal-fired and gas-fired generating units with a combined generation capacity of 370 MW.

      The Danskammer units are competitive generation units connected to the Northeast Power Coordinating Council ("NPCC") and are located close to New York City. NPCC adjoins the Mid-Atlantic Area Council ("MAAC") and, together, they represent two of the ten regional reliability councils that form the North American Electric Reliability Council. The Danskammer units compete primarily in the New York wholesale market, which is operated and maintained by the New York Independent System Operator (the "New York ISO"). The generation from these units can also be sold to the Pennsylvania/New Jersey/Maryland Power Pool, New England, Quebec and Ontario.

THE DANSKAMMER FACILITY

      The Danskammer facility has a net generating capacity of 500 MW and is located in Newburgh, NY. All four units are connected to the 115 kilovolt transmission system of Central Hudson. Units 3 and 4 operate in the base load mode while units 1 and 2 are considered to be peaking units. Historically, units 3 and 4 have had capacity factors of approximately 80 percent, with an average heat rate of 9,750 British thermal units per kilowatt hour ("Btu/kWh").

FUEL RECEPTION, HANDLING AND STORAGE FACILITY

      The Danskammer facility receives coal supply by ship and rail. In 1996, Central Hudson constructed a receiver hopper next to the dock of the adjacent Roseton facility and a 3,500-foot conveyor system to receive up to 2,000 metric tons per hour of waterborne coal. The Danskammer facility also receives rail deliveries of coal via its rail siding and unloading facility. The Danskammer facility is connected and has access to the same natural gas pipelines as the Roseton facility and the underground network supplying fuel oil.

      The Danskammer facility utilizes an underground fuel oil pipeline network that is interconnected with the Roseton oil tank farm. In addition, the pipeline network is interconnected to a 20-inch Amerada Hess line, connecting to the Hess terminal. This section of line is currently blanked and purged of oil.

INFRASTRUCTURE AND SUPPORT

      The 115 kilovolt switchyard located adjacent to the plant is owned by Central Hudson. The single-bus single-breaker switchyard is connected to the Central Hudson 115 kilovolt system through five transmission lines. The 115 kilovolt switchyard bus is separated into three sections using two bus tie breakers. Each generator has a dedicated 115 kilovolt breaker and disconnect switch. The disconnect switch is located on the switchyard side of the breaker and is identified as the ownership transfer point. Dynegy Danskammer owns the equipment up to and including this 115 kilovolt disconnect switch.

DANSKAMMER SUMMARY INFORMATION


SUMMARY INFORMATION                                   UNIT 1           UNIT 2            UNIT 3          UNIT 4
-------------------                                 -----------      ------------      -----------     ------------
Unit Type....................................        Steam             Steam            Steam            Steam
Commercial Operation Date....................        1951              1954             1959             1967
Primary Fuel.................................        Gas               Gas              Coal             Coal
Net Nominal Capacity (MW)....................        65                65               135              235
Typical Unit Loading.........................        Peaking           Peaking          Base Load        Base LoAD


FACILITIES, INTERCONNECTION AND EASEMENT AGREEMENTS

      In connection with its acquisition of the Danskammer facility, Dynegy Danskammer entered into facility, interconnection and easement agreements covering the Danskammer facility. These agreements delineate the ownership rights regarding easements and interconnection systems associated with the Danskammer facility. The agreements also describe the procedures that Dynegy Danskammer and Central Hudson are to follow with respect to operation of certain Danskammer facilities, the interconnection of the facilities with Central Hudson's electric and transmission and distribution system and maintenance of equipment at the Danskammer facility.

POWER MARKET/SALES STRATEGY

      Dynegy Danskammer has entered into contracts with marketing affiliates for scheduling and related services for the electricity produced by the Danskammer facility. The marketing affiliates also purchase fuel, including gas, coal and fuel oils, and enter into fuel hedging arrangements on Dynegy Danskammer's behalf.

      Dynegy Danskammer's strategy is to combine its facility with the marketing and operational expertise of its affiliates to:

      o enhance the competitive position of the low cost, base-load gas- and coal-fired units;

      o utilize the peaking units to supply capacity, energy and ancillary services during periods of peak demand and high prices; and

      o maximize the availability of the facility by optimizing the maintenance schedules.

EMPLOYEES

      Dynegy Danskammer does not have any employees. The Danskammer facility is staffed by a combination of 105 non-union and union personnel that are employed by an affiliate. Substantially all of the operating personnel were involved in the operation of the Danskammer facility before the facility was acquired by Dynegy Danskammer. The costs associated with the personnel are allocated to Dynegy Danskammer under shared service arrangements.

                                       COMPETITION

      The United States electric power industry includes investor-owned, cooperative, municipal, state and federal utilities, as well as non-utility power generating companies. Historically, electricity was generated, distributed and sold by regulated, vertically integrated utilities with exclusive franchises to provide electric services to retail customers, usually within a given state, in contiguous areas outside the state, or both. This industry structure, however, is being fundamentally transformed as a result of federal and state legislative and regulatory changes. Over the last several years, many vertically integrated utilities have restructured, including divesting their generation assets and transferring control over their transmission system to regional transmission operators. This restructuring is being undertaken in some cases to comply with state laws opening retail markets to competition and in other cases to adapt to increased wholesale competition from new merchant generators. The increasingly competitive environment is also resulting in significant industry consolidation and the growth of national and regional wholesale power generation companies.

      The Danskammer units are competitive generation units connected to the NPCC and are located close to New York City. NPCC adjoins the MAAC and, together, they represent two of the ten regional reliability councils that form the North American Electric Reliability Council. While the Company has access to the Pennsylvania/New Jersey/Maryland Power Pool, New England, Quebec and Ontario, it primarily competes in the New York wholesale market, which is operated and maintained by the New York ISO. The Company competes on the basis of price and the operating characteristics of its generating facilities to supply capacity, energy and ancillary services to the market when needed.

      In January 1999, the FERC approved the New York ISO tariffs and market rules for operating bid-based energy markets. The New York ISO and bid-based energy markets became operational in November 1999.

       The FERC approved the New York ISO proposal to operate a multi-settlement system entailing day-ahead and real-time energy spot markets. All transactions are scheduled through the New York ISO and the New York ISO schedules all transmission within and on the New York ISO controlled grid. The New York ISO has control over system security and reliability, including authority to take any action to preserve control area operation, such as load curtailment and/or shedding, consistent with its standards.

      The generation from the Danskammer units can also be sold to the Pennsylvania/New Jersey/Maryland Power Pool, New England, Quebec and Ontario.

                                   REGULATION

      Dynegy Danskammer is subject to regulation by various federal, state and local agencies, including the regulations described below. Although significant capital expenditures may be required to comply with these regulations, such compliance has not materially adversely affected Dynegy Danskammer's historical earnings or competitive position.

      FEDERAL POWER GENERATION REGULATION. Dynegy Danskammer's power generation operations are subject to regulation by the FERC under the Public Utility Regulatory Policies Act of 1978, or PURPA, which grants the FERC exclusive ratemaking jurisdiction over wholesale sales of electricity in interstate commerce. Dynegy Danskammer has received authority from the FERC to sell wholesale power at market-based rates. Dynegy Danskammer also has received a FERC determination that it is an exempt wholesale generator under applicable law.

      The FERC has from time to time approved taxpayer price caps on wholesale power sales in New York. Due to concerns over potential short supply and high prices in the summer of 2001, the New York ISO filed an Automated Mitigation Procedure ("AMP") with the FERC. The AMP caps bid prices based on the costs characteristic of generating facilities in New York, such as the Danskammer facility. In an order based on June 28, 2001, the FERC accepted the AMP proposal for the summer of 2001. In a subsequent order issued on November 27, 2001, the FERC extended the AMP through April 30, 2002. The AMP may be further extended in the future.

      On November 20, 2001, the FERC issued an order that would subject the sales of all entities with market-based rate tariffs to "refunds or other remedies" in the event the seller engages in "anticompetitive behavior or the expertise of market power." The FERC has postponed the effectiveness of this refund condition pending its consideration of comments submitted by interested parties. Affiliates of Dynegy Danskammer and other similar-situated parties have submitted comments in opposition to the proposed refund condition. It is uncertain how the FERC will act regarding this matter.

      STATE REGULATION. Dynegy Danskammer's power generation business also is subject to various regulations from the State of New York, including the New York State Public Service Commission. While the impact of these state regulations and any proposed reforms to such state regulations on Dynegy Danskammer's business cannot be predicted with certainty, Dynegy Danskammer does not believe that any such matters will have a material adverse effect on Dynegy Danskammer's earnings or competitive position.

                         ENVIRONMENTAL AND OTHER MATTERS

      Dynegy Danskammer's operations are subject to extensive federal, state and local statutes, rules and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these statutes, rules and regulations requires capital and operating expenditures including those related to monitoring, pollution control equipment, emission fees, permitting and remediation obligations. Failure to comply with these statutes, rules and regulations may result in the assessment of civil and even criminal penalties. Dynegy Danskammer's environmental expenditures have not been prohibitive in the past, but are anticipated to increase in the future with the trend toward stricter standards, greater regulation and more extensive permitting requirements. No assurance can be given that future compliance with these environmental statutes, rules and regulations will not have a material adverse effect on Dynegy Danskammer's operations or its financial condition.

      The vast majority of federal environmental remediation provisions are contained in the Superfund laws--the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Superfund Amendments and Reauthorization Act ("SARA") and in the corrective action provisions of the Federal Resource Conservation and Recovery Act ("RCRA"). Typically, the U.S. Environmental Protection Agency ("EPA") acts pursuant to Superfund legislation to remediate facilities that are abandoned or inactive or whose owners are insolvent; however, the legislation may be applied to sites still in operation. Superfund law imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the current or previous owner and operator of a facility and companies that disposed, or arranged for the disposal, of the hazardous substance found at a facility. CERCLA also authorizes the EPA and, in certain instances, private parties to take actions in response to threats to public health or the environment and to seek recovery for the costs of cleaning up the hazardous substances that have been released and for damages to natural resources from such responsible party. Further, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. RCRA provisions apply to facilities that have been used to manage or are currently managing hazardous waste and which are either still in operation or have recently been closed. As amended, RCRA requires facilities to remedy any releases of hazardous wastes or hazardous waste constituents at waste treatment, storage or disposal facilities.

      Management believes that Dynegy Danskammer is in substantial compliance with, and is expected to continue to comply in all material respects with, applicable environmental statues, regulations, orders and rules. Dynegy Danskammer's aggregate expenditures for compliance with laws and regulations related to the discharge of materials into the environment or otherwise related to the protection of the environment approximated $2.8 million in 2001. Total environmental expenditures for both capital and operating maintenance and administrative costs are estimated to approximate $19.6 million in 2002.

      Dynegy Danskammer's operations are subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and other comparable federal, state and provincial statutes. The OSHA hazard communication standard, the EPA community right-to-know regulation under Title III of SARA and similar 50 state statutes require that information be organized and maintained about hazardous materials used or produced in Dynegy Danskammer's operations. Certain of this information must be provided to employees, state and local government authorities and citizens. Dynegy Danskammer believes it is currently in substantial compliance, and expects to continue to comply in all material respects, with these rules and regulations.

                                OPERATIONAL RISKS

      Dynegy Danskammer is subject to various operating risks as described under "Results of Operations-Operational Risk" below. The Risk and Environment Committee of Dynegy Danskammer's parent company establishes metrics and assesses compliance with corporate risk guidelines. Dynegy Danskammer maintains general public liability, property and business interruption insurance in amounts that it considers to be adequate for such risk through its parent company. Such insurance is subject to deductibles that the Company considers reasonable and not excessive. The occurrence of a significant event not fully insured or indemnified against, and/or the failure of a party to meet its indemnification obligations, could materially and adversely affect Dynegy Danskammer's operations and financial condition. Moreover, no assurance can be given that Dynegy will be able to maintain insurance in the future at rates it considers reasonable.

ITEM 2.  PROPERTIES

      The Danskammer site is the 185-acre parcel of land on which the Danskammer facility is located. The land is owned in fee by Dynegy Danskammer. Danskammer units 3 and 4 are leased by Dynegy Danskammer.

      Dynegy Danskammer purchased the property from Central Hudson in January 2001.

ITEM 3.  LEGAL PROCEEDINGS

      No material legal proceedings are presently pending against Dynegy Danskammer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      All of the outstanding equity interests in Dynegy Danskammer, L.L.C. are held by Hudson Power, L.L.C., an indirect wholly owned subsidiary of Dynegy Holdings Inc. Dynegy Holdings Inc. has no publicly traded common equity outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth Dynegy Danskammer, L.L.C.'s selected financial data for the period indicated. In January 2001, Dynegy Danskammer acquired power generation facilities from Central Hudson. Dynegy Danskammer had no activity prior to the acquisition. There are no separate financial statements available with regard to the operations of the Danskammer facility prior to Dynegy Danskammer taking ownership because the facility's operations were fully integrated with, and the results of operations were consolidated into, its former owner's results. The selected information presented below is derived from and qualified by reference to the financial statements of Dynegy Danskammer, L.L.C., including the notes thereto, contained elsewhere herein. This selected financial data should be read in conjunction with such financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.


                             SELECTED FINANCIAL DATA

                                                               YEAR ENDED
                                                            DECEMBER 31, 2001
                                                             (In Thousands)
                                                          ---------------------
STATEMENT OF OPERATIONS DATA:
Revenues ...........................................           $  53,249
Net loss ...........................................           $ (45,691)



                                                            DECEMBER 31, 2001
                                                             (In Thousands)
                                                          ---------------------
BALANCE SHEET DATA:
Current assets .....................................           $  16,745
Current liabilities ................................             116,688
Total assets .......................................             389,432
Property, plant and equipment, net .................             367,570
Long-term debt .....................................             308,171
Total equity .......................................           $ (43,416)





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the financial statements of Dynegy Danskammer, L.L.C. ("Dynegy Danskammer" or the "Company") included elsewhere herein.


                                 COMPANY PROFILE

      Dynegy Danskammer was formed as an indirect wholly owned subsidiary of Dynegy Holdings Inc. ("DHI") on September 14, 2000 for the purpose of owning or leasing, making improvements to and operating the Danskammer power generation facility. Dynegy Danskammer acquired the Danskammer facility from Central Hudson on January 30, 2001.

The Danskammer facility was purchased for approximately $324.0 million, including adjustments for inventories and pro-rations related to specific items such as taxes, rents and fees.

      Prior to the acquisition of the Danskammer facility, Dynegy Danskammer had no operations. As a result of the acquisition and its subsequent financing, Dynegy Danskammer currently owns or leases approximately 500 megawatts ("MW") of generation capacity.

                             LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements consist primarily of:

   o expenditures to maintain the operation of its existing facilities, including expenditures for repairs;

   o  replacement and refurbishment of equipment and environmental compliance;
      and

   o  working capital related to the seasonal nature of its business.

      Dynegy Danskammer relies on operating cash flow and borrowings from DHI and third parties for its liquidity and capital resource requirements.

      The following table provides a synopsis of financial obligations as of December 31, 2001. This table includes cash obligations related to principal outstanding under existing debt agreements and unconditional purchase obligations, which includes a commitment to purchase coal as described in Note 6 to the audited financial statements located elsewhere herein.


=============================================================================================================================
                            FINANCIAL OBLIGATIONS AS OF DECEMBER 31, 2001
=============================================================================================================================
                                                                         PAYMENTS DUE BY PERIOD
                                                   --------------------------------------------------------------------------
                                                                             ($ IN THOUSANDS)

                                                                   LESS THAN         YEARS            YEARS          AFTER 5
        CASH OBLIGATIONS *                            TOTAL          1 YEAR         2 AND 3          4 AND 5          YEARS
-----------------------------------------------------------------------------------------------------------------------------
Current Portion of Long-Term Debt                   $    207        $    207        $     --        $     --        $     --

Long-Term Debt-Affiliate                               8,477              --              --           8,477              --

Long-Term Debt -Third Party                          299,694              --             456             516         298,722

Unconditional Purchase Obligation (1)                 38,494          38,494              --              --              --
                                                    --------        --------        --------        --------        --------
Total Financial Obligations                         $346,872        $ 38,701        $    456        $  8,993        $298,722
                                                    ========        ========        ========        ========        ========

* Cash Obligations herein do not include related interest or accretion.
=============================================================================================================================
(1) See Note 6 to the audited financial statements for more information on Danskammer's coal purchase obligation.


      The table above reflects the results of a sale-leaseback transaction described herein. In January 2001, Dynegy Danskammer completed the acquisition of the Danskammer facility for approximately $324.0 million including adjustments for inventories and pro-rations related to specific items such as taxes, rents and fees. Dynegy Danskammer financed the acquisition with funds it received from a subordinated loan agreement with DHI. On May 8, 2001, Dynegy Danskammer completed a sale-leaseback transaction to provide the term financial for the acquisition of the Danskammer Units 3 and 4 and related facilities. Under the terms of the sale-leaseback transaction, the Company sold certain plants and equipment and agreed to lease it back for 30 years with renewal options. Proceeds of $300.0 million were used to repay a significant portion of the demand note payable to DHI. The Company will make semi-annual debt and interest payments each May 8 and November 8 through 2025.

                                  OTHER MATTERS

      COMMITMENTS AND CONTINGENCIES. See Part I, Item 1, Condensed Financial Statements, Note 6, which is incorporated herein by reference, for a discussion of the Company's Commitments and Contingencies.

      ACCOUNTING PRONOUNCEMENTS. See Item 8, Financial Statements and Supplementary Data, Note 2, which is incorporated herein by reference, for a discussion of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement No. 143"), and Statement of Financial Accounting Standards No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144").

      CONCLUSION. The Company believes it will meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented as necessary by borrowings. The Company has obtained representation from DHI that it will assist the Company in funding any cash requirements in 2002.

                                   SEASONALITY

      The Company's revenues are seasonal and are affected by unusual weather conditions. Short-term prices for capacity, energy and ancillary services in the northeast are particularly impacted by weather conditions. Peak demand for electricity typically occurs during the summer months, caused by increased use of air-conditioning. Cooler than normal summer temperatures may lead to reduced use of air-conditioners. This reduces short-term demand for capacity, energy and ancillary services and may lead to a reduction in wholesale prices.

                              RESULTS OF OPERATIONS

      Provided below is a narrative presentation of certain operating and financial data for the Company's business for the period ended December 31, 2001. For purposes of the following discussion, the period includes the period from the date of the facility acquisition (January 30, 2001) to December 31, 2001. Prior to January 30, 2001, Dynegy Danskammer had no operations. Separate financial statements related to the Danskammer facility's operations are available only for the period since Dynegy Danskammer's acquisition of the facility. There are no separate financial statements available with regard to the operations of the Danskammer facility prior to Dynegy Danskammer taking ownership because the facility's operations were fully integrated with, and the results of operations were consolidated into, its former owner's results. In addition, the electric output of the facility was sold based on rates set by regulatory authorities. As a result of these factors and because electricity rates are now set under separate power purchase agreements or by market forces, historical financial data with respect to the Danskammer facility is not meaningful or indicative of future results. Dynegy Danskammer's future results of operations will depend primarily on revenues from the unregulated sale of energy, capacity and other ancillary services and the level of the facility's operating expenses.

      The following factors may influence the market prices for energy, capacity and ancillary services in the Company's markets:

Factors affecting demand, including:

   o  weather conditions;

   o  seasonality; and

   o possible reductions in the projected rate of growth in electricity usage due to regional economic conditions, the implementation of conservation programs and other factors.

 Factors affecting supply, including:

   o prevailing market prices for coal, fuel oil and natural gas and associated transportation costs and possible disruptions and interruptions from time to time in fuel supplies;

   o changes in supplies and prices of capacity, energy and ancillary services available from current competitors or new market entrants, including the development of new generation facilities or transmission lines that may be able to price or deliver electricity more cheaply or allow greater access to competitors; and

   o transmission congestion or other limitations on transmitting power from generators to users.

      OPERATIONAL RISKS. The operation of the Company's power generation facilities involves various operating risks, including possible or potential:

   o  performance below expected levels of availability, output or efficiency;

   o  interruptions in fuel availability or fuel transportation;

   o  increases in fuel or fuel transportation costs;

   o  poor quality fuel;

   o  disruptions in the transmission of electricity;

   o breakdown or failure of processes or equipment, whether due to age or otherwise;

   o  shortages of equipment or spare parts;

   o  operator error;

   o catastrophic events like fires, earthquakes, explosions, floods or other similar occurrences affecting power generation facilities;

   o  labor disputes; and

   o  curtailment of operations due to restrictions on emissions.

      If one or more of the events listed above occur, the revenues generated by Dynegy Danskammer's generation facilities could be reduced significantly or the costs of operating them could be increased significantly. If such a reduction in revenues or an increase in costs occurs, the ability of the Company to meet its obligations may be adversely affected.

PERIOD ENDED DECEMBER 31, 2001

      Revenues for the period ended December 31, 2001 were approximately $53.2 million. The revenues were derived from sales to an affiliate.

      Operating costs for the period ended December 31, 2001 were approximately $68.4 million. Operating costs consist mainly of expenses for fuel, plant operations and maintenance and property taxes. Fuel expenses are principally the costs of coal, natural gas and fuel oil used in operating the generating facility.

      Depreciation and amortization expense for the period ended December 31, 2001 of approximately $10.6 million primarily relates to the Danskammer facility, which is being depreciated over periods ranging from three to 35 years.

      General and administrative costs for the period ended December 31, 2001 were approximately $1.3 million, which relate to support services provided by affiliates for operations and maintenance management, construction management and technical services, environmental health and safety, computer services and other related support activities.

      Interest expense for the period ended December 31, 2001 was approximately $18.6 million. Interest expense primarily relates to borrowings from a third party beginning in early May 2001 and from DHI under the subordinated loan agreement prior to such time.

CASH FLOW DISCLOSURES

      OPERATING CASH FLOW. Cash flow from operating activities totaled a source of cash of approximately $103 thousand for the period ended December 31, 2001. Operating cash flow reflects the net loss, offset by non-cash adjustments and changes in working capital. Other non-cash adjustments relate to expenses charged by affiliates, partially offset by revenues charged to an affiliate. Fluctuations in accounts receivable, accounts payable and accrued liabilities reflect changes in the timing of payments or recognition of liabilities.

      CAPITAL EXPENDITURES AND INVESTING ACTIVITIES. Cash used from investing activities includes the acquisition of the Danskammer facility. The Company had additional capital expenditures of approximately $6.4 million in the period ended December 31, 2001, but such transactions were funded by an affiliate, and thus are not reflected on the statement of cash flows.

      FINANCING ACTIVITIES. In January 2001, Dynegy Danskammer completed the acquisition of the Danskammer facility for approximately $324.0 million. In order to finance the acquisition, Dynegy Danskammer entered into a subordinated loan agreement with DHI. On May 8, 2001, Dynegy Danskammer completed a sale-leaseback transaction to provide the term financing for the acquisition of Danskammer Units 3 and 4 and related facilities. Proceeds of $300.0 million were utilized to repay substantially all of the demand note payable to DHI. Under the terms of the sale-leaseback transaction, Dynegy Danskammer sold certain plant and equipment and agreed to lease it back for 30 years with renewal options. Dynegy Danskammer will make semi-annual debt and interest payments each May 8 and November 8 through 2025.

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

      Any or all of Dynegy Danskammer's forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including the following:

      o The timing and extent of changes in commodity prices for energy, particularly electricity, coal and fuel oil;

      o Demand for electric capacity, energy and ancillary services in the markets served by Dynegy Danskammer's generation facility;

      o Competition from other power plants, including new plants that may be developed in the future;

      o The condition of the capital markets generally, which will be affected by interest rates and general economic conditions;

      o Operational factors affecting the commercial operations of Dynegy Danskammer's power generation facility, including catastrophic weather related damage, unscheduled outages or repairs, unanticipated changes in costs or availability of fuel or emission credits, the unavailability of gas transportation, the unavailability of electric transmission service or workforce issues;

      o Cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities, that may not be covered by indemnity or insurance; and

      o Other U.S. or New York regulatory or legislative developments that affect Dynegy Danskammer's electricity markets or the demand for energy generally, increase the environmental compliance cost for Dynegy Danskammer's power generation facility or impose liabilities on the owners of such facility.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements of Dynegy Danskammer, L.L.C. are set forth at pages F-1 through F-11 inclusive, found at the end of this report, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             The Audit Committee of the Board of Directors of Dynegy Inc., the parent company of Dynegy Danskammer, annually considers and recommends to the Board the selection of independent public accountants for Dynegy and its subsidiaries, including Dynegy Danskammer. As recommended by Dynegy's Audit Committee, Dynegy's Board of Directors on March 15, 2002 decided to no longer engage Arthur Andersen LLP ("Andersen") as independent public accountants of Dynegy and its subsidiaries and engaged PricewaterhouseCoopers LLP to serve as independent public accountants of Dynegy and its subsidiaries for 2002. The appointment of PricewaterhouseCoopers LLP is subject to ratification by Dynegy's shareholders at the 2002 annual meeting scheduled for May 17, 2002.

             Andersen's reports on Dynegy Danskammer's consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

             During Dynegy Danskammer's two most recent fiscal years and through the date of this Form 10-K, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on Dynegy Danskammer's financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

             Dynegy Danskammer provided Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16.1 is a copy of Andersen's letter, dated March 25, 2002, stating its agreement with such statements.

             During Dynegy Danskammer's two most recent fiscal years and through the date of this Form 10-K, Dynegy Danskammer did not consult PricewaterhouseCoopers LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Dynegy Danskammer's financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION OF EXECUTIVE OFFICERS

          Omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON 8-K


a)    The following documents are included as exhibits to this Form 10-K:

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

      16.1      Arthur Andersen LLP Letter.

      23.1      Consent of Arthur Andersen LLP.

      99.1      Letter to SEC regarding Arthur Andersen LLP.

b) No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                        SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DYNEGY DANSKAMMER, L.L.C.



Date:  March 26, 2002                     By: /s/ALEC DREYER
                                              ----------------------------------
                                              Alec Dreyer, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 26, 2002                     By: /s/ ALEC DREYER
                                              ----------------------------------
                                              Alec Dreyer, President (Principal
                                              Executive Officer)


Date:  March 26, 2002                     By: /s/ ROBERT D. DOTY, JR.
                                              ----------------------------------
                                              Robert D. Doty, Jr., Executive
                                              Vice President and Chief Financial
                                              Officer (Principal Financial
                                              Officer)


Date:  March 26, 2002                     By: /s/ MICHAEL R. MOTT
                                              ----------------------------------
                                              Michael R. Mott, Senior Vice
                                              President and Controller
                                              (Principal Accounting Officer)

                            DYNEGY DANSKAMMER, L.L.C.
                                TABLE OF CONTENTS


                                                                           PAGE

FINANCIAL STATEMENTS:


   Report of Independent Public Accountants............................    F- 2

   Balance Sheets:
      December 31, 2001 and December 31, 2000..........................    F- 3

   Statements of Operations:
      For the period from inception (September 14, 2000) to
        December 31, 2000 and for the year ended December 31, 2001 ....    F- 4

   Statements of Cash Flows:
      For the period from inception (September 14, 2000) to
        December 31, 2000 and for the year ended December 31, 2001 ....    F- 5

   Statements of Changes in Member's Equity:
      For the period from inception (September 14, 2000) to
        December 31, 2000 and for the year ended December 31, 2001.....    F- 6

   Notes to Financial Statements.......................................    F- 7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Member of Dynegy Danskammer, L.L.C.:

We have audited the accompanying balance sheets of Dynegy Danskammer, L.L.C. (a Delaware limited liability company) as of December 31, 2001 and 2000, and the related statements of operations, changes in member's equity and cash flows for the year ended December 31, 2001 and the period from inception (September 14, 2000) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynegy Danskammer, L.L.C. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001 and the period from inception (September 14, 2000) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                Arthur Andersen LLP

Houston, Texas
February 25, 2002

                            DYNEGY DANSKAMMER, L.L.C.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            DECEMBER 31,           DECEMBER 31,
                                                                               2001                   2000
                                                                           -------------           --------------
                                    ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                    $       4              $      --
Accounts receivable, net                                                            33                     --
Inventory                                                                       13,924                     --
Other current assets                                                             2,784                     --
                                                                             ---------              ---------
          TOTAL CURRENT ASSETS                                                  16,745                     --
                                                                             ---------              ---------

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment                                                  378,209                     --
Accumulated depreciation and amortization                                      (10,639)                    --
                                                                             ---------              ---------
           PROPERTY, PLANT AND EQUIPMENT, NET                                  367,570                     --
                                                                             ---------              ---------

Other long-term assets                                                           5,117                     --
                                                                             ---------              ---------
          TOTAL ASSETS                                                       $ 389,432              $      --
                                                                             =========              =========


                 LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Accounts payable                                                             $     283              $      --
Accounts payable - affiliates (Note 5)                                         109,651                     --
Accrued liabilities and other                                                    6,547                     --
Current portion of long-term debt                                                  207                     --
                                                                             ---------              ---------
       TOTAL CURRENT LIABILITIES                                               116,688                     --

Long-term debt - third party (Note 7)                                          299,694                     --
Long-term debt - affiliate (Note 3)                                              8,477                     --
                                                                             ---------              ---------
         Total Long-Term Debt                                                  308,171                     --

Other long-term liabilities                                                      7,989                     --
                                                                             ---------              ---------
          TOTAL LIABILITIES                                                    432,848                     --
                                                                             ---------              ---------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

MEMBER'S EQUITY
Membership interest                                                                  1                      1
Due from member                                                                     (1)                    (1)
Accumulated other comprehensive income                                           2,275                     --
Retained deficit                                                               (45,691)                    --
                                                                             ---------              ---------
      TOTAL MEMBER'S EQUITY                                                    (43,416)                    --
                                                                             ---------              ---------
      TOTAL LIABILITIES AND MEMBER'S EQUITY                                  $ 389,432              $      --
                                                                             =========              =========


   The accompanying notes are an integral part of these financial statements.

                            DYNEGY DANSKAMMER, L.L.C.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                                              PERIOD FROM
                                                                                               INCEPTION
                                                                                             (SEPTEMBER 14,
                                                                         YEAR ENDED             2000) TO
                                                                         DECEMBER 31,          DECEMBER 31,
                                                                            2001                  2000
                                                                       ---------------      ------------------
Revenues - affiliate (Note 5)                                             $ 53,249             $       --

Cost of sales -  third party                                                56,806                     --
Cost of sales -  affiliate (Note 5)                                         11,553                     --
                                                                          --------             ----------
     Total cost of sales                                                    68,359                     --
                                                                          --------             ----------

Operating margin                                                           (15,110)                    --
Depreciation and amortization                                               10,640                     --
General and administrative expenses - affiliate (Note 5)                     1,301                     --
                                                                          --------             ----------

Operating loss                                                             (27,051)                    --
Interest expense -  third party (Note 7)                                   (12,276)                    --
Interest expense -  affiliate (Note 3)                                      (6,364)                    --
                                                                          --------             ----------

     Total interest expense                                                (18,640)                    --
                                                                          --------             ----------

NET LOSS                                                                  $(45,691)            $       --
                                                                          ========             ==========




   The accompanying notes are an integral part of these financial statements.

                            DYNEGY DANSKAMMER, L.L.C.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                                 PERIOD FROM
                                                                                                                  INCEPTION
                                                                                                                (SEPTEMBER 14,
                                                                                          YEAR ENDED               2000) TO
                                                                                          DECEMBER 31,           DECEMBER 31,
                                                                                             2001                   2001
                                                                                         -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                                   $ (45,691)            $     --
Items not affecting cash flows from operating activities:
   Depreciation and amortization                                                              10,640                   --
   Amortization of prepaid property taxes                                                      6,183                   --
   Affiliate funding of working capital and other                                             22,174                   --

Change in assets and liabilities resulting from operating activities:
   Accounts receivable                                                                           (33)                  --
   Accounts payable                                                                              283                   --
   Accrued liabilities                                                                         6,547                   --
                                                                                           ---------             --------



Net cash provided by operating activities                                                        103                   --
                                                                                           ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of generation assets                                                            (308,477)                  --
                                                                                           ---------             --------

Net cash used in investing activities                                                       (308,477)                  --
                                                                                           ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings - third party (Note 7)                                    300,000                   --
Repayments of long-term borrowings - third party                                                 (99)                  --
Proceeds from long-term borrowings - affiliate (Note 3)                                      324,161                   --
Repayments of long-term borrowings - affiliate                                              (315,684)                  --
                                                                                           ---------             --------

Net cash provided by financing activities                                                    308,378                   --
                                                                                           ---------             --------

Net increase in cash and cash equivalents                                                          4                   --
Cash and cash equivalents, beginning of period                                                    --                   --
                                                                                           ---------             --------

Cash and cash equivalents, end of period                                                   $       4             $     --
                                                                                           =========             ========




Interest paid                                                                              $   9,539             $     --
                                                                                           =========             ========


   The accompanying notes are an integral part of these financial statements.

                            DYNEGY DANSKAMMER, L.L.C.
                    STATEMENTS OF CHANGES IN MEMBER'S EQUITY
             (IN THOUSANDS, EXCEPT FOR MEMBERSHIP INTEREST AMOUNTS)

                                                           MEMBERSHIP INTEREST
                                                   ------------------------------------
                                                                               DUE FROM     RETAINED
                                                   INTERESTS      AMOUNT        MEMBER      EARNINGS        OTHER        TOTAL
                                                   ----------   ----------   ----------    ------------   --------    ---------
As of September 14, 2000 ......................        1,000     $      1     $     (1)     $     --      $     --     $     --
Comprehensive income
   Net income .................................           --           --           --            --            --           --
   Other comprehensive income .................           --           --           --            --            --           --
                                                    --------     --------     --------      --------      --------     --------
          Total comprehensive income ..........           --           --           --            --            --           --
                                                    --------     --------     --------      --------      --------     --------
As of December 31, 2000 .......................        1,000     $      1     $     (1)     $     --      $     --           --
Comprehensive income
   Net loss ...................................           --           --           --       (45,691)           --      (45,691)
   Unrealized gain on hedge activity ..........           --           --           --            --         2,275        2,275
                                                    --------     --------     --------      --------      --------     --------
          Total comprehensive income ..........           --           --           --       (45,691)        2,275      (43,416)
                                                    --------     --------     --------      --------      --------     --------
As of December 31, 2001 .......................        1,000     $      1     $     (1)     $(45,691)     $  2,275     $(43,416)
                                                    ========     ========     ========      ========      ========     ========





   The accompanying notes are an integral part of these financial statements.

                            DYNEGY DANSKAMMER, L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2000) TO DECEMBER 31, 2000
                    AND FOR THE YEAR ENDED DECEMBER 31, 2001


NOTE 1 -- ORGANIZATION AND OPERATIONS OF THE COMPANY

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

      Separate financial statements for the Company's operations of the Generation Assets are available only for the period subsequent to the Acquisition. There are no separate financial statements available for the operation of the Generation Assets prior to the Company taking ownership, as the pre-Acquisition operations were fully integrated with, and their results of operations were consolidated into, the former owner's results. In addition, prior to the Acquisition, the electric output of the Generation Assets was sold based on rates set by regulatory authorities. As a result of these factors and because electricity rates are now set under separate power purchase agreements or by market forces, historical financial data with respect to the Generation Assets are not available, not meaningful and not indicative of future results. The Company's future results of operations will depend primarily on revenues from the unregulated sale of energy, capacity and other ancillary services and the level of its operating expenses.

NOTE 2 -- ACCOUNTING POLICIES

      The accounting policies of the Company conform to generally accepted accounting principles in the United States. The more significant of such accounting policies are described below. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ materially from those estimates.

      CASH. Cash and cash equivalents consist of all demand deposits and funds invested in short-term investments with original maturities of three months or less.

      INVENTORY. Inventory consists primarily of fossil fuel of $7.8 million and materials and supplies of $6.1 million at December 31, 2001. Inventory is carried at the lower of market or the weighted-average purchase cost.

      PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are recorded at cost. Expenditures for major replacements and renewals are capitalized. The Company considers major maintenance to be expenditures incurred on a cyclical basis in order to maintain the efficient operation of its assets. Expenditures for major maintenance are capitalized and amortized over their cyclical period. Expenditures for repairs and minor renewals to maintain assets in operating condition are expensed. Depreciation is provided using the straight-line method over the estimated economic service lives of the assets, ranging from three to 35 years. The Company reviews the carrying value of its long-lived assets in accordance with provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

                            DYNEGY DANSKAMMER, L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2000) TO DECEMBER 31, 2000
                    AND FOR THE YEAR ENDED DECEMBER 31, 2001



Transactions." The Company's adoption of Statement No. 144 on January 1, 2002 did not have any impact on the Company's financial condition or results of operations.

      As part of the Acquisition, the Company acquired air emissions regulatory allowances that have already been issued and allowances that the Company expects to be allocated during the remaining useful life of the plant. Although the emission allowances received are freely transferable, the Company intends to use a significant portion of the emission allowances in the normal course of business to generate electricity. Accordingly, the Company has classified emission allowances expected to be utilized to generate electricity as part of property, plant and equipment and amortizes the amount over the estimated useful life of the plant on a straight-line basis.

      ENVIRONMENTAL COSTS AND OTHER CONTINGENCIES. Environmental costs relating to current operations are expensed or capitalized, as appropriate, depending on whether such costs provide future economic benefit. Liabilities are recorded when environmental assessment indicates that remedial efforts are probable and the costs can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and site-specific costs. Such liabilities may be recognized on a discounted basis if the amount and timing of anticipated expenditures for a site are fixed or reliably determinable; otherwise, such liabilities are recognized on an undiscounted basis. Environmental liabilities in connection with assets that are sold or closed are realized upon such sale or closure, to the extent they are probable, can be estimated and have not previously been reserved. In assessing environmental liabilities, no offset is made for potential insurance recoveries. Recognition of any joint and several liabilities is based upon the Company's best estimate of its final pro rata share of such liability.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement No. 143"). Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. Statement No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The Company is evaluating the future financial effects of adopting Statement No. 143 and expects to adopt the standard effective January 1, 2003.

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

      NEW ACCOUNTING PRONOUNCEMENTS. The FASB issued, and subsequently amended, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), which became effective January 1, 2001. Provisions in Statement No. 133, as amended, affect the accounting and disclosure of certain contractual arrangements and operations of the Company. Under Statement No. 133, as amended, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify and are designated as hedges of future cash flows, fair values or qualify and are designated as normal purchases and sales. For derivatives treated as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income until the related hedged items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately. For derivatives treated as fair value hedges, changes in the fair value of the derivative and changes in the fair value of the related asset or liability are recorded in current period earnings. Derivatives treated as normal purchases or sales are recorded and recognized in income using accrual accounting. The adoption of this pronouncement on January 1, 2001 did not have any impact on the Company's financial statements.

      The nature of the Company's business necessarily involves certain market and financial risks. The Company may enter into financial instrument contracts in an attempt to mitigate or eliminate these various risks. After adoption of the pronouncement, the Company executed interest rate swaps that were designated as cash flow hedges of the

                            DYNEGY DANSKAMMER, L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2000) TO DECEMBER 31, 2000
                    AND FOR THE YEAR ENDED DECEMBER 31, 2001


benchmark interest rate component of certain operating lease rentals. Changes in accumulated other comprehensive income related to these derivatives for the year ended December 31, 2001 were as follows (in thousands):

      Transition adjustment as of January 1, 2001    $   ---
      Current period increases in fair value           2,437
      Reclassifications to earnings                     (162)
                                                     -------
      Balance at December 31, 2001                   $ 2,275
                                                     =======

      The accumulated balance in Other Comprehensive Income at December 30, 2001 is expected to be reclassified to future earnings, contemporaneously with the related recognition of interest expense. Of this amount, approximately $251 thousand will be reclassified into earnings over the 12-month period ending December 31, 2002.

      During the year ended December 31, 2001, there was no material ineffectiveness from changes in fair value of hedge positions, and no amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows. Additionally, no amounts were reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring.

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

NOTE 3 - NOTE PAYABLE TO AFFILIATE

      In connection with the Acquisition, the Company entered into an approximately $324.2 million demand note payable to DHI, bearing interest at 7% per annum. Both principal and interest are due and payable upon demand by DHI and, in any event, no later that January 29, 2006. The Company may, at its option (though it is not obligated to do so), prepay principal or interest prior to January 29, 2006, without penalty. Interest on all past due amounts, both principal and accrued interest, shall accrue at a rate of 9% per annum. Failure to pay interest does not constitute a default, unless such interest is due on January 29, 2006. DHI has represented that it will not call for payment on this note before December 31, 2002. In addition, the note was substantially refinanced on a long-term basis in connection with the sale-leaseback transaction consummated in May 2001 (see Note 7). The Company has repaid $315.7 million under the demand note.

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

                            DYNEGY DANSKAMMER, L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2000) TO DECEMBER 31, 2000
                    AND FOR THE YEAR ENDED DECEMBER 31, 2001


NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

      At December 31, 2001, property, plant and equipment consisted of the following (in thousands):

      Fossil-fired generating facility               $360,311
      Land                                              9,450
      Other                                             8,448
                                                     --------
                                                      378,209
      Less: Accumulated depreciation                  (10,639)
                                                     --------
      Property, plant and equipment, net             $367,570
                                                     ========

NOTE 5 -- RELATED PARTY TRANSACTIONS

      Transactions with affiliates result from various purchase and sale agreements with other subsidiaries of DHI. The Company has obtained representation from DHI that, through December 31, 2002, payments to affiliates will not be required beyond the Company's currently available funds. In addition to the demand note payable described in Note 3, the Company entered into the following transactions with affiliates during the year ended December 31, 2001:

o Coal Agency Agreement between the Company and Dynegy Coal Trading and Transportation, L.L.C. ("DCTT") pursuant to which DCTT negotiates all purchases and deliveries of coal used by the Company in the generation of electricity. A management fee of $0.25 per ton delivered is assessed as compensation for this service. Total management fees paid to DCTT for this service during the year ended December 31, 2001 were approximately $244 thousand. There were no coal deliveries in 2000.

o Gas Purchase and Sales Agreement between the Company and Dynegy Marketing and Trade ("DMT") pursuant to which the Company purchases at prevailing market rates and receives from DMT all of the gas used by the Company to generate electricity. Total gas purchases with affiliates for the year ended December 31, 2001 were approximately $1.7 million. There were no such purchases in 2000.

o Power Purchase and Sale Agreement between the Company and Dynegy Power Marketing, Inc. ("DYPM") pursuant to which DYPM purchases electric energy and related products from the Company. Electrical energy is purchased from the Company at contractually stipulated fixed prices until termination of the contract by either party, while related products are purchased at market rates. Management intends to renegotiate the Purchase and Sale Contract between the Company and DYPM such that the fixed sales prices will cover estimated future costs. Sales to DYPM during the year ended December 31, 2001 were approximately $53.2 million. There were no such sales in 2000.

o As part of the Acquisition, the Company was required to enter into a Transition Power Agreement with Central Hudson. The terms of the agreement require that the Company supply power and ancillary services to Central Hudson at prices significantly below market levels. Since the contract was below market and the impairment was both estimable and reasonably probable, the Company recorded an accrued liability for the agreement. Subsequently, the agreement was assigned to DYPM, and an affiliated payable of approximately $70 million was established by the Company to compensate DYPM for assuming the rights and duties under the agreement. This obligation can be called by DYPM at any time and is therefore classified as current in the accompanying financial statements. However, the Company has obtained representation from DHI that, through December 31, 2002, payments to affiliates will not be required beyond the Company's currently available funds.

o Certain administrative services such as payroll, employee benefits programs, insurance, accounting and information technology is shared among the affiliates of DHI, and the costs of these corporate support services are allocated to all affiliates. The total costs allocated to the Company for the year ended December 31, 2001 were approximately $1.3 million, which is reflected in the "General and Administrative" caption on the income statement. There were no such costs allocated in 2000.

                            DYNEGY DANSKAMMER, L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2000) TO DECEMBER 31, 2000
                    AND FOR THE YEAR ENDED DECEMBER 31, 2001



o As the Company does not have employees, Dynegy Northeast Generation, Inc. ("DNE") administers the operation of the Company's facilities. Costs incurred by DNE are charged to the Company at cost. These costs include on-site technical, supervisory, engineering and clerical support necessary for the day-to-day operations of a power generation facility. The costs incurred by the Company during the year ended December 31, 2001 were approximately $9.6 million. There were no such costs incurred in 2000.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

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

      ENVIRONMENTAL. Dynegy Danskammer's operations are subject to extensive federal, state and local statutes, rules and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these statutes, rules and regulations requires capital and operating expenditures including those related to monitoring, pollution control equipment, emission fees and permitting at various operating facilities and remediation obligations. Failure to comply with these statutes, rules and regulations may result in the assessment of civil and even criminal penalties. The Company's environmental expenditures are anticipated to increase in the future with the trend toward stricter standards, greater regulation, more extensive permitting requirements and an increase in the number and types of assets subject to environmental regulation operated by the Company. No assurance can be given that future compliance with these environmental statutes, rules and regulations will not have a material adverse effect on the Company's operations or its financial condition.

      PURCHASE OBLIGATIONS. The Company has entered into two separate long-term contracts to purchase coal. The contracts require approximately 746,000 metric tons of coal to be purchased in 2002. The volume purchase requirements may be reduced by up to 10% without penalty. In addition, the coal is purchased at a fixed rate that can be adjusted based on certain market conditions.

NOTE 7 -- SALE-LEASEBACK TRANSACTION

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